Form 10KSB
period 2006-01-31
51146 INC
filed 2006-03-13
CIK 1317837

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                January 31, 2006

                           Commission File #000-51189

                                      51146, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                      (IRS Employer Identification Number)

                            4400 Route 9 South, #1000
                           Freehold, New Jersey 07728
               (Address of principal executive offices )(Zip Code)

                                  732-409-5103
                (Registrant's telephone no., including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

          Title of each class Name of each exchange on which registered

          ------------------- -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                         -------------------------------
                                (Title of class)

                         -------------------------------
                                (Title of class)

              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No [  ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes   [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended January 31, 2006: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 6, 2006, was: $-0-

Number of shares of the registrant's common stock outstanding as of March 6, 2006 is: 100,000 shares

As of March 6, 2006 we have not appointed a Transfer Agent.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

51146,Inc. was incorporated on February 2, 2005 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations to date other than issuing shares to our original shareholder.

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under
Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

We have been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

Perceived Benefits

There are certain perceived benefits to being a reporting company with a class of publicly- traded securities. These are commonly thought to include the following:

o the ability to use registered securities to make acquisitions of assets or businesses;

o    increased visibility in the financial community;

o    the facilitation of borrowing from financial institutions;

o    improved trading efficiency;

o    shareholder liquidity;

o    greater ease in subsequently raising capital;

o compensation of key employees through stock options for which there may be a market valuation;

o    enhanced corporate image;

o    a presence in the United States capital market.

Potential Target Companies

A business entity, if any, which may be interested in a business combination with us may include the following:

o a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

o a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

o a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

o a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

o a foreign company which may wish an initial entry into the United States securities market;

o a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

o a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company of the majority of our issued and outstanding common stock, and the substitution by the target company of its own management and board of directors.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

Employees

We have no full time employees. Our president has agreed to allocate a portion of his time to the activities of the Company, without compensation. The president anticipates that our business plan can be implemented by his devoting no more than 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

ITEM 2. DESCRIPTION OF PROPERTY

We have no properties and at this time has no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) MARKET PRICE. There is no trading market for our Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

(B) HOLDERS. There is one holder of our Common Stock. The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

(C) DIVIDENDS. We have not paid any dividends to date, and has no plans to do so in the immediate future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Results of Operation

The Company did not have any operating income from inception (February 2, 2006) through January 31, 2006. From inception through the period ended January 31, 2006, the registrant recognized a net loss of $2,255. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At January 31, 2006 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Scott Raleigh will supervise the search for target companies as potential candidates for a business combination. Scott Raleigh will pay as his own expenses any costs he incurs in supervising the search for a target company. Scott Raleigh may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants. Scott Raleigh controls us and therefore has the authority to enter into any agreement binding us. Scott Raleigh as our sole officer, director and only shareholder can authorize any such agreement binding us.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

                                   51146, Inc.
                          (a development stage company)
                                  BALANCE SHEET
                             As of January 31, 2006


                                     ASSETS

CURRENT ASSETS                                                                   1/31/2006
--------------                                                                -----------------


            Cash                                                                $            -
                                                                              -----------------

                        Total Current Assets                                                 -
                                                                              -----------------

                        TOTAL ASSETS                                            $            -
                                                                              =================


          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

            Accrued Expenses                                                    $        2,125

                        Total Current Liabilities                                        2,125
                                                                              -----------------

                        TOTAL LIABILITIES                                                2,125
                                                                              -----------------

STOCKHOLDERS' EQUITY

            Common Stock - Par value $0.0001;
                Authorized: 100,000,000
                Issued and Outstanding: 100,000                                            100
            Additional Paid-In Capital                                                       -
            Accumulated Deficit                                                         (2,225)
                                                                              ------------------

                        Total Stockholders' Equity                                      (2,125)
                                                                              -----------------

                        TOTAL LIABILITIES AND EQUITY                            $            -
                                                                              =================




     The accompanying notes are an integral part of these financial statements.


                                   51146, Inc.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
             For the elevin months ending January 31, 2006 and from
              inception (February 2, 2005) through January 31, 2006


                                                                      11 MONTHS
                                                                ENDING            FROM
                                                              1/31/2006         INCEPTION
                                                           ----------------- ----------------

REVENUE                                                      $            -     $          -

COST OF SERVICES                                                          -                -
                                                           ----------------- ----------------

GROSS PROFIT OR (LOSS)                                                    -                -
----------------------

GENERAL AND ADMINISTRATIVE EXPENSES                                   2,225            2,225
-----------------------------------
                                                           ----------------- ----------------

NET INCOME (LOSS)                                                    (2,225)          (2,225)
-----------------
                                                           ----------------- ----------------

ACCUMULATED DEFICIT, ENDING BALANCE                          $       (2,225)    $     (2,225)
-----------------------------------
                                                           ================= ================

Earnings (loss) per share                                   Less than $0.01
-------------------------

Weighted average number of common shares                            100,000
----------------------------------------








     The accompanying notes are an integral part of these financial statements.


                                   51146, Inc.
                          (a development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
           From inception (February 2, 2005) through January 31, 2006


                                         NUMBER OF            COMMON           ACCUM.          TOTAL
                                           SHARES             STOCK            DEFICIT         EQUITY
                                    -------------------------------------- -------------------------------
Stock Issued on acceptance
of incorporation expenses
February 2, 2005                           100,000            $ 100         $      -       $    100

Net Loss                                                                      (2,225)        (2,225)
                                    -------------------------------- -------------------------------

Total, January 31, 2006                    100,000            $ 100         $ (2,225)      $ (2,125)
                                    ================================ ===============================




     The accompanying notes are an integral part of these financial statements.


                                   51146, Inc.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
             For the elevin months ending January 31, 2006 and from
              inception (February 2, 2005) through January 31, 2006


                                                                                 11 MONTHS
                                                                                   ENDING            FROM
CASH FLOWS FROM OPERATING ACTIVITIES                                             1/31/2006         INCEPTION
------------------------------------                                          ----------------- ----------------
            Net income (loss)                                                   $       (2,225)   $      (2,225)
                                                                              ----------------- ----------------

            Stock issued as compensation                                                   100              100
            Increase (Decrease) in Accrued Expenses                                      2,125            2,125

                        Total adjustments to net income                                  2,225            2,225
                                                                              ----------------- ----------------

            Net cash provided by (used in) operating activities                              -                -
                                                                              ----------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

            None                                                                             -
                                                                              ----------------- ----------------

            Net cash flows provided by (used in) investing activities                        -                -
                                                                              ----------------- ----------------


CASH FLOWS FROM FINANCING ACTIVITIES

            None                                                                             -                -
                                                                              ----------------- ----------------

            Net cash flows provided by (used in) financing activities                        -                -
                                                                              ----------------- ----------------

CASH RECONCILIATION

            Net increase (decrease) in cash                                                  -                -
            Cash - beginning balance                                                         -                -
                                                                              ----------------- ----------------

CASH BALANCE - END OF PERIOD                                                    $            -    $           -
-----------------------------
                                                                              ================= ================





     The accompanying notes are an integral part of these financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Gately & Associates, LLC, CPAs, independent certified public accountants. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of March 6, 2006, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name                  Age      Positions and Offices Held

Scott Raleigh         68       President, Chief Executive Officer,
                               Chief Financial Officer, Secretary,
                               Director

Business Experience

SCOTT RALEIGH. Mr. Raleigh, age 68, was a stockbroker in Canada from 1966 until 2002. Mr. Raleigh was employed as a stockbroker with McDermid Securities in Vancouver, BC from 1982 until he retired from the business in 2002. Mr. Raleigh Has come out of retirement part time and is evaluating different business ventures. Mr. Raleigh has never been an Officer or a Director of any company in Canada or the United States until September 19, 2003 when he incorporated Serie Inc., Fiorano Inc. and 355 Inc. in the State of Delaware. Mr. Raleigh has subsequently sold each of these companies.

Certain Legal Proceedings

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act

We have not filed a Form 5 for the year ending January 31, 2006.

ITEM 10. EXECUTIVE COMPENSATION

Our officers and directors do not receive any compensation for services rendered to us, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with us. However, our officers and directors anticipate receiving benefits as beneficial shareholders of us and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner             Amount of Beneficial Ownership      Percentage of Class
------------------------------------             ------------------------------      -------------------

Scott Raleigh                                    100,000                             100%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. Financial statements; see index to financial statements and schedules in Item 7 herein.

2. Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3. Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

     Exhibit Index

3.1   Articles of Incorporation (1)

3.2   By-laws (1)

(1) Incorporated by reference to our Form 10-SB (SEC File No. 000-51189).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended January 31, 2006, we were billed approximately $500.00 for professional services rendered for the audit of our financial statements. We were not billed for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended January 31, 2006.

Tax Fees

For the Company's fiscal year ended January 31, 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended January 31, 2006.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                    51146, Inc.

                                    By: /s/ Scott Raleigh
                                    --------------------------------------
                                    Scott Raleigh
                                    President, Chief Executive Officer,
                                    Chief Financial Officer and
                                    Director

Dated: March 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                     TITLE                                DATE
----                     -----                                ----

/s/ Scott Raleigh        President, Chief Executive Officer,  March 10, 2006
---------------          Chief Financial Officer and
Scott Raleigh            Director