Form 10QSB
period 2006-07-31
51146 INC
filed 2006-09-22
CIK 1317837

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 21, 2006: 100,000 shares of common stock.

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

Signature

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended July 31, 2006 are not necessarily indicative of results that maybe expected for the year ending January 31, 2007. The financial statements are presented on the accrual basis.

 51146, Inc.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF JULY 31, 2006

51146, Inc.

(a development stage company)

Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Balance Sheet	F-1

Statement of Operations and Retained Deficit	F-2

Statement of Stockholders Equity	F-3

Cash Flow Statement	F-4

Notes to the Financial Statements	F-5

51146, Inc.
(a development stage company)
BALANCE SHEET
As of July 31, 2006

ASSETS

CURRENT ASSETS	7/31/2006	1/31/2006

Cash	-	-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued Expenses	$2,625	$2,125

Total Current Liabilities	2,625	2,125

TOTAL LIABILITIES	$2,625	$2,125

STOCKHOLDERS’ EQUITY

Common Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: 100,000	100	100
Additional Paid-In Capital	-	-
Accumulated Deficit	(2,725)	(2,225)

Total Stockholders’ Equity	(2,625)	(2,125)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

51146, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the six and three months ending July 31, 2006 and July 31, 2005, and from inception (February 2, 2005) through July 31, 2006

	6 MONTHS	3 MONTHS	6 MONTHS	3 MONTHS
	ENDING	ENDING	ENDING	ENDING	FROM
	7/31/2006	7/31/2006	7/31/2006	7/31/2005	INCEPTION

REVENUE	$-	$-	$-	$-	$-

COST OF SERVICES	-	-	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	500	250	975	325	2,725

NET INCOME (LOSS)	(500)	$(250)	(975)	$(325)	(2,725)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(2,225)		-		-

ACCUMULATED DEFICIT, ENDING BALANCE	$(2,725)		$(975)		$(2,725)

Earnings (loss) per share	$(0.01)		$(0.01)

Weighted average number of common shares	100,000		100,000

The accompanying notes are an integral part of these financial statements.

51146, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS’ EQUITY
From inception (February 2, 2005) through July 31, 2006

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock Issued on acceptance
of incorporation expenses
February 2, 2005	100,000	$100	$-	$100

Net Loss			(2,225)	(2,225)

Total, January 31, 2006	100,000	100	(2,225)	(2,125)

Net Loss			(500)	(500)

Total, July 31, 2006	100,000	$100	$(2,725)	$(2,625)

The accompanying notes are an integral part of these financial statements.

51146, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the six months ending July 31, 2006 and July 31, 2005, and from inception (February 2, 2005) through July 31, 2006

	6 MONTHS	6 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	7/31/2006	7/31/2005	INCEPTION

Net income (loss)	$(500)	$(975)	$(2,725)

Stock issued as compensation	-	100	100
Increase (Decrease) in Accrued Expenses	500	875	2,625

Total adjustments to net income	500	975	2,725

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) financing activities	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

51146, Inc.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

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

51146, Inc.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

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

11.	INCOME TAXES:

The Company has a net operating loss carryforward of $2,375 that will expire 20 years after the year generated. The loss generated for the year 2005 of $2,225 will expire in the year 2025 if not used. The loss generated in 2006 was $250 will expire in 2026

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

Results of Operation

The Company did not have any operating income from inception through July 31, 2006. For the quarter ended July 31, 2006, the registrant recognized a net loss of $250 and for the period from inception through July 31, 2006, the registrant recognized a net less of $2,725. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At July 31, 2006 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officer”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officer= concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

No matter was submitted during the quarter ending July 31, 2006, covered by this report to a vote of the Company’s stockholders, through the solicitation of proxies or otherwise.

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

51146, Inc.
Registrant

Date: September 21, 2006	By:	/s/ Scott Raleigh
Scott Raleigh
President