Form 10QSB
period 2006-10-31
51146 INC
filed 2006-12-14
CIK 1317837

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 13, 2006: 100,000 shares of common stock.

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

Signature

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended October 31, 2006 are not necessarily indicative of results that maybe expected for the year ending January 31, 2007. The financial statements are presented on the accrual basis.

51146, Inc.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2006

51146, Inc.
(a development stage company)
Financial Statements Table of Contents

51146, Inc.
(a development stage company)
BALANCE SHEET
As of October 31, 2006

ASSETS

CURRENT ASSETS	10/31/2006	1/31/2006

Cash	-	-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$2,875	$2,125

Total Current Liabilities	2,875	2,125

TOTAL LIABILITIES	$2,875	$2,125

STOCKHOLDERS' EQUITY

Common Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: 100,000	100	100
Additional Paid-In Capital	-	-
Accumulated Deficit	(2,975)	(2,225)

Total Stockholders' Equity	(2,875)	(2,125)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

51146, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the nine and three months ending October 31, 2006 and 2005, and from inception (February 2, 2005) through October 31, 2006

	9 MONTHS	3 MONTHS	9 MONTHS	3 MONTHS
	ENDING	ENDING	ENDING	ENDING	FROM
	10/31/2006	10/31/2006	10/31/2005	10/31/2005	INCEPTION

REVENUE	$-	$-	$-	$-	$-

COST OF SERVICES	-	-	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	750	250	1,300	325	2,975

NET INCOME (LOSS)	(750)	$(250)	(1,300)	$(325)	(2,975)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(2,225)		-		-

ACCUMULATED DEFICIT, ENDING BALANCE	$(2,975)		$(1,300)		$(2,975)

Earnings (loss) per share	$(0.01)		$(0.01)

Weighted average number of common shares	100,000		100,000

The accompanying notes are an integral part of these financial statements.

51146, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (February 2, 2005) through October 31, 2006

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock Issued on acceptance
of incorporation expenses
February 2, 2005	100,000	$100	$-	$100

Net Loss	-	-	(2,225)	(2,225)

Total, January 31, 2006	100,000	100	(2,225)	(2,125)

Net Loss	-	-	(750)	(750)

Total, October 31, 2006	100,000	$100	$(2,975)	$(2,875)

The accompanying notes are an integral part of these financial statements.

51146, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the nine months ending October 31, 2006 and 2005, and
from inception (February 2, 2005) through October 31, 2006

	9 MONTHS	9 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	10/31/2006	10/31/2005	INCEPTION

Net income (loss)	$(750)	$(1,300)	$(2,975)

Stock issued as compensation	-	100	100
Increase (Decrease) in Accrued Expenses	750	1,200	2,875

Total adjustments to net income	750	1,300	2,975

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) financing activities	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

11. Income Taxes:

The Company has a net operating loss carryforward of $2,975 that will expire 20 years after the year generated. The loss generated for the year 2005 of $2,225 will expire in the year 2025 if not used. The loss generated in 2006 of $750 will expire in 2026.

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

Results of Operation

The Company did not have any operating income from inception through October 31, 2006. For the quarter ended October 31, 2006, the registrant recognized a net loss of $250 and for the period from inception through October 31, 2006, the registrant recognized a net less of $2,975. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At October 31, 2006 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending October 31, 2006, covered by this report to a vote of the Company’s stockholders, through the solicitation of proxies or otherwise.

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

51146, Inc.
Registrant

Date: December 13, 2006	By:	/s/ Scott Raleigh
Scott Raleigh
President